Form 10-K
period 1999-03-25
CWMBS INC MORT PASS THR CERT SER 1999-5
filed 2000-03-23
CIK 1100989

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                     -----

                                   FORM 10-K

(Mark One)

         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended:   December 31, 1999
                                      -----------------

                                      OR

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    ------------

                                       Commission file number: 033-63714-A7
                                                               ------------


                                  CWMBS, Inc.
                       Resecuritization Mortgage Trust,
           Resecuritization Pass Through Certificates Series 1999-5
           --------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


              Delaware                         95-4449516
------------------------------------      ----------------------------
(State or other jurisdiction of           (IRS Employer Identification Number)
incorporation or organization)

c/o      The Bank of New York
         101 Barclay Street
         New York, New York                         10286
---------------------------------------    --------------------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:   (212) 815-2007
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes X   No
                                                   --     ---

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant: Not applicable
                                                 --------------

Indicate the number of shares of common stock of the Registrant outstanding as of December 31, 1999: Not applicable
                       --------------


DOCUMENTS INCORPORATED BY REFERENCE

                       None.

                                 *       *         *


         This Annual Report on Form 10-K (the "Report") is filed with respect to the trust fund entitled CHL Mortgage Pass-Through Trust 1999-5 (the "Trust Fund") formed pursuant to the trust agreement dated as of March 25, 1999 (the "Trust Agreement") among CWMBS, Inc., as depositor (the "Company"), Greenwich Capital Markets, Inc., as underlying certificate seller, and The Bank of New York, as trustee (the "Trustee"), for the issuance of CWMBS, Inc., Resecuritization Mortgage Trust, Series 1999-5 (the "Certificates"). Certain information otherwise required to be included in this Report by the Instructions to Form 10-K has been omitted in reliance on the relief granted to the Company in CWMBS, Inc. (February 3, 1994) (the "Relief Letter").


PART I


ITEM 1.  BUSINESS

         Not applicable.  See the Relief Letter.

ITEM 2.  PROPERTIES

         Not applicable.  See the Relief Letter.

ITEM 3.  LEGAL PROCEEDINGS

         There were no material pending legal proceedings relating to the Trust Fund to which any of the Trust Fund, the Trustee or the Company was a party or of which any of their respective properties was the subject during the fiscal year covered by this Report, nor is the Company aware of any such proceedings contemplated by governmental authorities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of Certificateholders, and no Certificateholder consent was solicited during the fiscal year covered by this Report.


PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) There is no established public trading market for the Certificates.

         (b) As of December 31, 1999 there were less than 300 holders of record of the Certificates.

         (c) Not applicable. (Information as to distributions to Certificateholders is provided in the Registrant's monthly filings on Form 8-K.)

ITEM 6.  SELECTED FINANCIAL DATA

         Not applicable.  See the Relief Letter.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Not applicable.  See the Relief Letter.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Not applicable.  See the Relief Letter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Not applicable.  See the Relief Letter.

ITEM 11. EXECUTIVE COMPENSATION

         Not applicable.  See the Relief Letter.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a)    Not applicable.  See the Relief Letter.

         (b)    Not applicable.  See the Relief Letter.

         (c)    Not applicable.  See the Relief Letter.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (a)    Not applicable.  See the Relief Letter.

PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                              (a)      (1)      Not Applicable.

                           (2)      Not applicable.

                           (3)      The required exhibits are as follows:

                                              Exhibit 3(i):  Copy of Company's
                                    Certificate of Incorporation (Filed as an Exhibit to Registration Statement on Form S-3 (File No. 33-63714)).

                                              Exhibit 3(ii):  Copy of Company's
                                    By-laws (Filed as an Exhibit to
                                    Registration Statement on Form S-3
                                    (File No. 33-53614)).

                                              Exhibit 4:  Trust Agreement
                                    (Filed as part of the Registrant's Current
                                    Report on Form 8-K filed on November 5,
                                    1999).

                  (b) Current Reports on Form 8-K filed during the last quarter ending December 31, 1999:


                  Date of Current Report        Item Reported
                  ----------------------        -------------
                  October 25, 1999              Monthly Report sent to
                                                certificateholders with the
                                                October 1999 distribution

                  November 25, 1999             Monthly Report sent to
                                                certificateholders with the
                                                November 1999 distribution

                  December 27, 1999             Monthly Report sent to
                                                certificateholders with the
                                                December 1999 distribution


                  (c)      See subparagraph (a)(3) above.

                  (d)      Not applicable.  See the Relief Letter.

         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

         No such annual report, proxy statement, form of proxy or other soliciting material has been sent to Certificateholders. See the Relief Letter.


SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CWMBS, INC.,
                                 RESECURITIZATION MORTGAGE TRUST,
                                 SERIES 1999-5

                                 By:  The Bank of New York,
                                      as Trustee*


                                 By:  /s/ Courtney Bartholomew
                                      ----------------------------
                                      Name: Courtney Bartholomew
                                      Title: Assistant Vice President

                                 Date:  March 23, 2000









---------
* This Report is being filed by the Trustee on behalf of the Trust Fund. The Trust Fund does not have any officers or directors.


EXHIBIT INDEX


                                                                   Sequential
Exhibit  Document                                                 Page Number


3(i) Company's Certificate of Incorporation (Filed as an Exhibit to Registration Statement on Form S-3 (File No. 33-63714)) *

3(ii) Company's By-laws (Filed as an Exhibit to Registration Statement on Form S-3 (File No. 33-63714)) *

4             Trust Agreement (Filed as part of the Company's
              Current Report on Form 8-K filed on November 5, 1999) *














------------
*    Incorporated herein by reference.